Form 10-K/A
WELLS FARGO ASSET SECURITIES CORP MOR PAS THR CER SE 2002-16
filed 2003-03-26
CIK 1192667

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A
                                    Amendment No.1


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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Colonial Savings, F.A., as Servicer, CUNA, as Servicer, and Hibernia National Bank, as Servicer.



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